Form 10-Q/A
period 2011-12-31
ACCELERATED ACQUISITION XIV
filed 2012-07-02
CIK 1497920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                      .

Commission file number 000-54060

ACCELERATED ACQUISITIONS, XIV, INC.
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

On January 9, 2012, XL Gaming, Inc (“Purchaser”) agreed to acquire 23,350,000 shares of the Company’s common stock par value $0.0001 for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 3,500,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, XL Gaming, Inc. owned approximately 94% of the Company’s 24,850,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 6% of the total issued and outstanding shares.

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

Concurrent with the sale of the shares, the Company planned to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of Delaware in order to change its name to “XL Gaming, Inc.” but subsequently never went effective.

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

ACCELERATED ACQUISITIONS XIV, INC.

Dated: June 29, 2012	By:	/s/ Brandon Selvaggio
Brandon Selvaggio
President/ CEO

EXHIBIT INDEX

Exhibit No.	Description

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